Form 10-Q
period 2026-09-30
QUAKER CHEMICAL CORP
filed 2026-10-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 26, 2026	17,191,961

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$544,548	$493,842	$1,557,577	$1,420,156
Cost of goods sold (excluding amortization expense - See Note 13)	351,025	312,977	998,115	906,308
Gross profit	193,523	180,865	559,462	513,848
Selling, general and administrative expenses	136,407	126,479	412,657	372,125
Impairment charges	—	—	—	88,840
Restructuring and related charges, net	8,263	7,745	23,760	31,128
Operating income	48,853	46,641	123,045	21,755
Other expense, net	(797)	(270)	(414)	(1,632)
Interest expense	(10,023)	(10,941)	(29,775)	(33,265)
Income (loss) before taxes and equity in net income of associated companies	38,033	35,430	92,856	(13,142)
Taxes on income before equity in net income of associated companies	11,830	9,266	30,147	22,280
Income (loss) before equity in net income of associated companies	26,203	26,164	62,709	(35,422)
Equity in net income of associated companies	3,767	4,322	13,816	12,262
Net income (loss)	29,970	30,486	76,525	(23,160)
Less: Net (loss) income attributable to noncontrolling interest	(7)	17	44	29
Net income (loss) attributable to Quaker Chemical Corporation	$29,977	$30,469	$76,481	$(23,189)
Per share data:
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic	$1.74	$1.75	$4.43	$(1.32)
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted	$1.73	$1.75	$4.40	$(1.32)
Dividends declared	$0.530	$0.508	$1.546	$1.478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$29,970	$30,486	$76,525	$(23,160)

Other comprehensive income (loss), net of tax
Currency translation adjustments	8,705	(400)	(586)	88,741
Defined benefit retirement plans	126	222	674	(1,147)
Current period change in fair value of derivatives	7,929	(332)	10,754	(1,024)
Unrealized (loss) gain on available-for-sale securities	(1,251)	362	(1,173)	(149)
Other comprehensive income (loss)	15,509	(148)	9,669	86,421

Comprehensive income	45,479	30,338	86,194	63,261
Less: Comprehensive (loss) income attributable to noncontrolling interest	(8)	21	30	164
Comprehensive income attributable to Quaker Chemical Corporation	$45,487	$30,317	$86,164	$63,097
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$167,006	$179,829
Accounts receivable, net	487,955	417,157
Inventories
Raw materials and supplies	146,013	124,751
Work-in-process and finished goods	173,599	141,025
Prepaid expenses and other current assets	74,468	58,428
Total current assets	1,049,041	921,190
Property, plant and equipment, at cost	631,861	604,787
Less: Accumulated depreciation	(312,812)	(291,364)
Property, plant and equipment, net	319,049	313,423
Right-of-use lease assets	51,256	38,737
Goodwill	506,772	501,720
Other intangible assets, net	813,174	873,540
Investments in associated companies	117,998	106,915
Deferred tax assets	11,258	12,128
Other non-current assets	46,784	30,283
Total assets	$2,915,332	$2,797,936
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$20,532	$35,657
Accounts payable	233,814	198,929
Dividends payable	9,111	8,804
Accrued compensation	51,799	41,192
Accrued restructuring	9,149	8,351
Accrued pension and postretirement benefits	2,115	2,126
Other accrued liabilities	98,993	85,097
Total current liabilities	425,513	380,156
Long-term debt	871,462	834,901
Long-term lease liabilities	35,494	22,759
Deferred tax liabilities	128,162	140,814
Non-current accrued pension and postretirement benefits	18,641	20,615
Other non-current liabilities	18,978	22,192
Total liabilities	1,498,250	1,421,437
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding September 30, 2026 – 17,191,225 shares; December 31, 2025 – 17,331,779 shares	17,191	17,332
Capital in excess of par value	856,031	874,826
Retained earnings	646,422	596,616
Accumulated other comprehensive loss	(105,978)	(115,661)
Total Quaker shareholders’ equity	1,413,666	1,373,113
Noncontrolling interest	3,416	3,386
Total equity	1,417,082	1,376,499
Total liabilities and equity	$2,915,332	$2,797,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$76,525	$(23,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	76,393	68,471
Equity in undistributed earnings of associated companies, net of dividends	(7,358)	(4,366)
Deferred income taxes	(15,997)	(16,503)
Share-based compensation	10,570	10,419
Impairment charges	—	88,840
Restructuring and related charges, net	23,760	31,128
Inventory step-up amortization	—	6,022
Loss (gain) on disposal of property, plant and equipment and other assets	422	(2,051)
Other adjustments	(6,133)	(5,082)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(72,918)	4,585
Inventories	(57,185)	(16,473)
Prepaid expenses and other current assets	(14,741)	(4,258)
Accrued restructuring	(17,964)	(21,671)
Accounts payable and accrued liabilities	52,208	(25,992)
Net cash provided by operating activities	47,582	89,909

Cash flows from investing activities
Investments in property, plant and equipment	(32,466)	(33,630)
Payments related to acquisitions, net of cash acquired	—	(164,209)
Proceeds from disposition of assets	370	2,992
Other investing activities	3,380	1,828
Net cash used in investing activities	(28,716)	(193,019)

Cash flows from financing activities
Payments of long-term debt	(629,685)	(25,967)
Proceeds from long-term debt	800,000	—
Borrowings on revolving credit facilities	324,252	328,201
Payments on revolving credit facilities	(463,222)	(159,263)
Payments on other debt	—	(525)
Financing-related debt issuance costs	(6,232)	—
Dividends paid	(26,368)	(25,583)
Shares purchased under share repurchase programs	(27,480)	(36,496)
Other stock related activity	(2,024)	(1,099)
Net cash (used in) provided by financing activities	(30,759)	79,268
Effect of foreign exchange rate changes on cash	(930)	7,000
Net decrease in cash and cash equivalents	(12,823)	(16,842)
Cash and cash equivalents at the beginning of the period	179,829	188,880
Cash and cash equivalents at the end of the period	$167,006	$172,038
Supplemental cash flow disclosures:
Non-cash activities:
Accrued purchases of property, plant and equipment, net	$4,825	$9,671
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income (loss)	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500
Net (loss) income	—	—	(66,580)	—	17	(66,563)
Amounts reported in other comprehensive income	—	—	—	60,474	127	60,601
Noncontrolling interest from acquisition	—	—	—	—	2,451	2,451
Dividends ($0.485 per share)	—	—	(8,436)	—	—	(8,436)
Shares purchased under share repurchase program, net of excise taxes	(296)	(32,686)	—	—	—	(32,982)
Share issuance and equity-based compensation plans, net	10	3,874	—	—	—	3,884
Balance as of June 30, 2025	$17,394	$876,969	$563,063	$(115,181)	$3,210	$1,345,455
Net income	—	—	30,469	—	17	30,486
Amounts reported in other comprehensive (loss) income	—	—		(152)	4	(148)
Dividends ($0.508 per share)	—	—	(8,826)	—	—	(8,826)
Shares purchased under share repurchase program, net of excise taxes	(30)	(3,806)	—	—	—	(3,836)
Share issuance and equity-based compensation plans	4	3,748	—	—	—	3,752
Balance as of September 30, 2025	$17,368	$876,911	$584,706	$(115,333)	$3,231	$1,366,883

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2025	$17,332	$874,826	$596,616	$(115,661)	$3,386	$1,376,499
Net income	—	—	19,669	—	73	19,742
Amounts reported in other comprehensive (loss) income	—	—	—	(9,698)	9	(9,689)
Dividends ($0.508 per share)	—	—	(8,822)	—	—	(8,822)
Share issuance and equity-based compensation plans, net	34	1,387	—	—	—	1,421
Balance as of March 31, 2026	$17,366	$876,213	$607,463	$(125,359)	$3,468	$1,379,151
Net income (loss)	—	—	26,835	—	(22)	26,813
Amounts reported in other comprehensive income (loss)	—	—	—	3,871	(22)	3,849
Dividends ($0.508 per share)	—	—	(8,744)	—	—	(8,744)
Shares purchased under share repurchase program, net of excise taxes	(171)	(24,182)	—	—	—	(24,353)
Share issuance and equity-based compensation plans, net	18	3,865	—	—	—	3,883
Balance as of June 30, 2026	$17,213	$855,896	$625,554	$(121,488)	$3,424	$1,380,599
Net income (loss)	—	—	29,977	—	(7)	29,970
Amounts reported in other comprehensive income (loss)	—	—	—	15,510	(1)	15,509
Dividends ($0.530 per share)	—	—	(9,109)	—	—	(9,109)
Shares purchased under share repurchase program, net of excise taxes	(22)	(3,310)	—	—	—	(3,332)
Share issuance and equity-based compensation plans, net	—	3,445	—	—	—	3,445
Balance as of September 30, 2026	$17,191	$856,031	$646,422	$(105,978)	$3,416	$1,417,082
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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Revision of Previously Issued Financial Statements
In the second quarter of 2026, the Company identified an error in the historical presentation of borrowings and payments on revolving credit facilities that did not qualify for net presentation in its previously issued Consolidated Statements of Cash Flows. The Company determined that the errors, which had no impact on total cash flows provided by (used for) financing activities, were not material to any prior annual or interim periods. The Company will revise its Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the impacted quarterly periods when the impacted periods are presented as comparative periods in future filings.
The Company has revised the amounts related to borrowings and repayments on revolving credit facilities within the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 as follows:

Period Ended	Borrowings on revolving credit facilities, net (as Previously Reported)	Borrowings on Revolving Credit Facilities (As Revised)	Payments on Revolving Credit Facilities (As Revised)
Nine Months Ended September 30, 2025	168,938	328,201	(159,263)
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of and for the three and nine months ended September 30, 2026, the Company’s Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $1.2 million of remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and nine months ended September 30, 2025, the Company recorded $0.9 million and $2.1 million of remeasurement losses associated with the applicable currency conversions, respectively. These losses were recorded within Other expense, net, in the Company’s Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 2 – Business Acquisitions
Previous Acquisitions
Dipsol
In April 2025, the Company acquired 100% of the outstanding equity interests of Dipsol Chemicals Co., Ltd. and its subsidiaries (“Dipsol”) for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under the Company’s Credit Facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment in April 2025 and a $1.4 million foreign exchange loss recognized during the nine months ended September 30, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.
The following table presents the estimated fair values of Dipsol assets acquired and liabilities assumed as of the acquisition date:

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
Total sales from Dipsol included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 are $22.3 million and $63.6 million, respectively. Comparatively, total sales from Dipsol included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 were $20.6 million and $41.5 million, respectively.
Natech
In April 2025, the Company acquired 100% of the outstanding equity interests of Natech, Ltd. (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. During the first quarter of 2026, the Company finalized the allocation of the purchase price.
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
The results of operations of Dipsol, Natech, and CSI subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.
During the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $1.1 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs, compared to $0.6 million and $4.8 million, respectively, during the three and nine months ended September 30, 2025. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended September 30, 2026
Net sales (1)	$254,030	$152,466	$138,052	$544,548
Significant segment expenses
Product costs (2)	131,937	82,986	75,351	290,274
Other segment items (3)	56,436	38,306	27,646	122,388
Segment operating earnings	$65,657	$31,174	$35,055	$131,886

Nine Months Ended September 30, 2026
Net sales (1)	$704,271	$452,985	$400,321	$1,557,577
Significant segment expenses
Product costs (2)	358,894	240,525	212,857	812,276
Other segment items (3)	168,532	122,985	81,574	373,091
Segment operating earnings	$176,845	$89,475	$105,890	$372,210

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended September 30, 2025
Net sales (1)	$222,787	$143,900	$127,155	$493,842
Significant segment expenses
Product costs (2) (5)	111,097	77,544	65,646	254,287
Other segment items (3)	52,777	39,877	25,940	118,594
Segment operating earnings	$58,913	$26,479	$35,569	$120,961

Nine Months Ended September 30, 2025
Net sales (1)	$657,560	$413,101	$349,495	$1,420,156
Significant segment expenses
Product costs (2) (4) (5)	325,102	222,385	186,475	733,962
Other segment items (3)	156,107	115,849	72,806	344,762
Segment operating earnings	$176,351	$74,867	$90,214	$341,432
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
(4) Product costs includes the $6.0 million amortization of the fair value step-up in Dipsol's inventories as a result of the acquisition during the nine months ended September 30, 2025, which is comprised of approximately $2.6 million in the Americas segment, $3.0 million in the Asia/Pacific segment, and $0.4 million in the EMEA segment.
(5) Product costs includes a $0.7 million loss and a $2.9 million gain related to immaterial out-of-period adjustments for inventory for the three and nine months ended September 30, 2025, respectively. The $0.7 million loss was recognized in the Americas segment during the three months ended September 30, 2025. The $2.9 million gain recognized during the nine months ended September 30, 2025 was comprised of a $0.7 million gain in the Americas segment and $2.2 million gain in the EMEA segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents a reconciliation of the Company’s segment operating earnings to income (loss) before taxes and equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment operating earnings	$131,886	$120,961	$372,210	$341,432
Restructuring and related charges, net	(8,263)	(7,745)	(23,760)	(31,128)
Impairment charges	—	—	—	(88,840)
Non-operating and administrative expenses	(57,262)	(49,560)	(172,552)	(151,137)
Depreciation of corporate assets and amortization	(17,508)	(17,015)	(52,853)	(48,572)
Operating income	48,853	46,641	123,045	21,755
Other expense, net	(797)	(270)	(414)	(1,632)
Interest expense	(10,023)	(10,941)	(29,775)	(33,265)
Income (loss) before taxes and equity in net income of associated companies	$38,033	$35,430	$92,856	$(13,142)
The following table presents information regarding the Company’s reportable segments’ depreciation for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation	2026	2025	2026	2025
Americas	$3,320	$2,964	$9,991	$8,522
EMEA	2,331	2,162	7,136	6,115
Asia/Pacific	2,222	2,052	6,412	5,262
Total segment depreciation	$7,873	$7,178	$23,539	$19,899
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025.
The Company had approximately $5.4 million and $3.6 million of deferred revenue as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2025.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended September 30, 2026
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$80,045	$39,582	$66,041	$185,668
Metalworking and other	173,985	112,884	72,011	358,880
	$254,030	$152,466	$138,052	$544,548

	Nine Months Ended September 30, 2026
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$216,465	$114,599	$174,760	$505,824
Metalworking and other	487,806	338,386	225,561	1,051,753
	$704,271	$452,985	$400,321	$1,557,577

	Three Months Ended September 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$66,807	$37,227	$56,230	$160,264
Metalworking and other	155,980	106,673	70,925	333,578
	$222,787	$143,900	$127,155	$493,842

	Nine Months Ended September 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$193,928	$106,535	$161,879	$462,342
Metalworking and other	463,632	306,566	187,616	957,814
	$657,560	$413,101	$349,495	$1,420,156
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 15 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 89 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and nine months ended September 30, 2026 and 2025. The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$4,596	$4,316	$13,110	$12,326
Short-term lease expense	280	159	728	443

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,691	$4,288	$12,983	$12,133

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	2,164	1,475	26,140	11,957
Supplemental balance sheet information related to the Company’s leases is as follows:

	September 30, 2026	December 31, 2025
Right-of-use lease assets	$51,256	$38,737

Other accrued liabilities	12,317	12,536
Long-term lease liabilities	35,494	22,759
Total operating lease liabilities	$47,811	$35,295

Weighted average remaining lease term (years)	9.1	5.7
Weighted average discount rate	6.69%	6.58%
Maturities of operating lease liabilities as of September 30, 2026 were as follows:

For the remainder of 2026	$4,814
For the year ended December 31, 2027	13,454
For the year ended December 31, 2028	9,057
For the year ended December 31, 2029	5,693
For the year ended December 31, 2030	3,551
For the year ended December 31, 2031 and beyond	29,893
Total lease payments	66,462
Less: imputed interest	(18,651)
Present value of lease liabilities (1)	$47,811
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, Pennsylvania for the purpose of relocating its global headquarters. The lease for one portion of the laboratory space commenced during the second quarter of 2026 with a present value of operating lease liabilities of $19.8 million as of the lease commencement date. The lease for the remaining portions of laboratory and office space is expected to commence upon the completion of the lessor-owned leasehold improvements, which is expected to be in the fourth quarter of 2026. The cumulative future lease commitment for the remaining laboratory and office space that has not yet commenced is $48.8 million. The future lease commitments relating to the leases that have not yet commenced were not included in the operating lease liabilities balance as of September 30, 2026.
Note 7 – Restructuring and Related Activities
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations. Restructuring costs incurred during the three and nine months ended September 30, 2026 and 2025 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
2026 Global Business Transformation Program
In 2026, the Company initiated a global business transformation program (the “2026 program”), encompassing several strategic transformation and restructuring initiatives. The 2026 program primarily involves simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, the optimization of certain supply chain activities and related workforce reductions. The 2026 program began in the first quarter of 2026 and is expected to be complete in 2028. Costs relating to employee termination benefit costs and asset-related charges are expected to be recognized in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations. Costs relating to other transformation initiatives described above are expected to be recognized within SG&A and Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2026, the 2026 program included approximately 130 headcount reductions globally. The Company recorded $3.4 million and $12.3 million of restructuring and related charges relating to the program during the three and nine months ended September 30, 2026, respectively.
2022 Global Cost and Optimization Program
In 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. As of September 30, 2026, the 2022 program included restructuring and associated severance costs to reduce headcount by approximately 440 positions globally. In addition, the Company took actions to optimize its facility footprint under this program. These actions are expected to be substantially complete by the first half of 2027.
The Company recorded $4.8 million and $11.4 million of restructuring and related charges relating to the 2022 program during the three and nine months ended September 30, 2026, respectively. Comparatively, the Company recorded $7.7 million and $31.1 million of restructuring and related charges relating to the 2022 program during the three and nine months ended September 30, 2025, respectively.
Activity in the Company’s accrual for its ongoing restructuring plans and facility closure actions are as follows:

	2022 Program	2026 Program	Total
Accrued restructuring as of December 31, 2025	$8,351	$—	$8,351
Severance costs	5,630	11,109	16,739
Asset-related and facility closure charges	5,807	1,214	7,021
Cash payments	(10,697)	(7,267)	(17,964)
Reductions against the reserve	(3,566)	(1,214)	(4,780)
Currency translation adjustments	(178)	(40)	(218)
Accrued restructuring as of September 30, 2026	$5,347	$3,802	$9,149
In connection with the plans for the closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and properties. As of September 30, 2026, the Company classified properties in the Americas segment with an aggregate book value of approximately $1.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months.
Note 8 – Share-Based Compensation
The Company recognized $3.7 million and $10.6 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, compared to $3.5 million and $10.4 million, respectively, for the three and nine months ended September 30, 2025.
Restricted Stock Awards
During the nine months ended September 30, 2026, the remaining unrecognized compensation expense related to non-vested restricted shares was fully recognized.
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted 88,158 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2026, unrecognized compensation expense related to non-vested restricted stock units was $9.3 million, to be recognized over a weighted average remaining period of 1.3 years.

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
As mentioned above, a portion of the Company’s PSUs is subject to the achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs subject to relative TSR performance granted in 2026, the Company’s peer group was the S&P Composite 1500 Chemicals index.
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the nine months ended September 30, 2026, the Company granted 29,748 PSUs with a ROIC condition. The fair value of these grants is based on the closing trading price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2026, the Company granted 29,635 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $109.28 per unit, which was developed based on the assumptions set forth in the table below:

2026 Grants
Risk-free interest rate	3.70%
Dividend yield	1.72%
Expected term (years)	3.0
As of September 30, 2026, there was approximately $7.4 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.0 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$104	$112	$—	$—	$311	$323	$—	$—
Interest cost	2,268	2,410	12	17	6,829	7,074	37	46
Expected return on plan assets	(2,150)	(2,100)	—	—	(6,470)	(6,160)	—	—
Actuarial loss (gain) amortization	168	154	(19)	(18)	506	443	(59)	(70)
Prior service cost amortization	7	6	—	—	20	18	—	—
Net periodic benefit cost (income)	$397	$582	$(7)	$(1)	$1,196	$1,698	$(22)	$(24)
Employer Contributions
During the nine months ended September 30, 2026, $2.5 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were less than $0.1 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $4.8 million to its U.S. and foreign pension plans and approximately $0.1 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other Expense, net
The components of Other expense, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-income tax refunds and other related credits	$—	$2,597	$52	$2,897
(Loss) gain on disposals of property, plant, equipment and other assets, net	(301)	(57)	(422)	2,051
Foreign exchange losses, net	(1,233)	(2,500)	(1,205)	(7,101)
Pension and postretirement benefit costs, non-service components	(286)	(469)	(863)	(1,351)
Debt modification and extinguishment costs	—	—	(1,711)	—
Product liability claim reimbursement	—	—	1,000	—
Earnout liability adjustment	—	794	—	454
Interest income	589	579	1,885	1,991
Multiemployer plan withdrawal charge	—	(923)	—	(923)
Other non-operating income (expense), net	434	(291)	850	350
Other expense, net	$(797)	$(270)	$(414)	$(1,632)
Non-income tax refunds and other related credits includes $1.8 million of indirect tax credits and interest received during the three and nine months ended September 30, 2025 relating to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid.
During the nine months ended September 30, 2026, the Company recorded Debt modification and extinguishment costs of approximately $1.7 million, which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party costs incurred to execute an amendment to the Company’s Credit Facility during April 2026. See Note 14, Debt, for more information.
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
Product liability claim reimbursement reflects insurance recoveries during the nine months ended September 30, 2026 relating to a previous payment by the Company in connection with a product liability dispute with a customer.
Multiemployer plan withdrawal charge during the three and nine months ended September 30, 2025 represents a $0.9 million expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions.
Note 11 – Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2026 were 31.1% and 32.5%, respectively, compared to 26.2% and (169.5)%, respectively, for the three and nine months ended September 30, 2025. The Company’s effective tax rates for the three and nine months ended September 30, 2026 were largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the three months ended September 30, 2025 was largely driven by our mix of pre-tax earnings and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions, while the effective tax rate for the nine months ended September 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment, and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions.

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
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$29,977	$30,469	$76,481	$(23,189)
Less: income (loss) allocated to participating securities	11	30	31	(44)
Net income (loss) available to common shareholders	$29,966	$30,439	$76,450	$(23,145)
Basic weighted average common shares outstanding	17,196,928	17,363,947	17,273,816	17,524,377
Basic earnings (loss) per common share	$1.74	$1.75	$4.43	$(1.32)

Diluted earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$29,977	$30,469	$76,481	$(23,189)
Less: income (loss) allocated to participating securities	11	30	31	(44)
Net income (loss) available to common shareholders	$29,966	$30,439	$76,450	$(23,145)
Basic weighted average common shares outstanding	17,196,928	17,363,947	17,273,816	17,524,377
Effect of dilutive securities	148,401	57,143	89,700	21,289
Diluted weighted average common shares outstanding	17,345,329	17,421,090	17,363,516	17,545,666
Diluted earnings (loss) per common share	$1.73	$1.75	$4.40	$(1.32)
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 13,907 and 23,262, respectively, for the three and nine months ended September 30, 2026, compared to 27,037 and 41,854, respectively, for the three and nine months ended September 30, 2025.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2025	$287,028	$—	$214,692	$501,720
Currency translation adjustments	(128)	—	5,180	5,052
Balance as of September 30, 2026	$286,900	$—	$219,872	$506,772

	Sep 30, 2026	Dec 31, 2025
Goodwill, gross	$694,716	$694,311
Accumulated impairment losses (1)	(187,944)	(192,591)
Goodwill, net	$506,772	$501,720
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
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Customer lists and rights to sell	$895,194	$901,662	$389,268	$351,859	$505,926	$549,803
Trademarks, formulations and product technology	194,548	199,434	84,284	77,521	110,264	121,913
Other	6,853	6,871	6,252	6,236	601	635
Total definite-lived intangible assets	$1,096,595	$1,107,967	$479,804	$435,616	$616,791	$672,351
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$15,994	$16,394	$48,219	$46,719
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2026	$14,864
For the year ended December 31, 2027	62,725
For the year ended December 31, 2028	62,256
For the year ended December 31, 2029	61,140
For the year ended December 31, 2030	59,828
For the year ended December 31, 2031	58,547
As of September 30, 2026 and December 31, 2025, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $196.4 million and $201.2 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of September 30, 2026		As of December 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	5.11%	$90,000	4.95%	$229,088
U.S. Term Loan	5.02%	550,000	5.10%	482,144
Euro Term Loan	3.63%	243,308	3.13%	148,477
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,249	Various	1,501
Total debt		$894,557		$871,210
Less: debt issuance costs		(2,563)		(652)
Less: short-term and current portion of long-term debts		(20,532)		(35,657)
Total long-term debt		$871,462		$834,901
Credit facilities
The Company, along with its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, maintain a syndicated credit facility to support ongoing capital needs (the “Credit Facility”). Bank of America, N.A. serves as administrative agent under the Credit Facility for the Euro Term Loan, U.S. Term Loan, and Revolver (each as defined below), and, as of the Term Loan B Amendment (as defined below), JPMorgan Chase Bank, N.A. serves as administrative agent for the Term B Loans (as defined below). The Credit Facility was first entered into in 2019 and was amended in June 2022 to establish a $150.0 million Euro-equivalent senior secured term loan, a $600.0 million senior secured term loan, and a $500.0 million senior secured revolving credit facility, each maturing in June 2027.
In April 2026, the Company and its lenders entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). As so amended, the Credit Facility comprised (A) a $250.0 million Euro-equivalent senior secured term loan (the “Euro Term Loan”) (B) a $550.0 million senior secured term loan (the “U.S. Term Loan”) and (C) an $800.0 million senior secured revolving credit facility (the “Revolver”), each maturing in April 2031. The Company used the proceeds from the Fourth Amendment to, among other things, repay in full all outstanding loans and terminate the revolving credit commitments then outstanding. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
The agreement governing the Credit Facility (the “Credit Agreement”) contains customary affirmative and negative covenants, financial covenants and events of default. The Credit Agreement contains a number of customary business covenants, including without limitation restrictions on (a) the incurrence of additional indebtedness by the Company or certain of its subsidiaries, (b) investments in and acquisitions of other businesses, lines of business and divisions by the Company or certain of its subsidiaries, (c) the making of dividends or capital stock purchases by the Company or certain of its subsidiaries and (d) dispositions of assets by the Company or certain of its subsidiaries. The Company is permitted to make regularly scheduled dividend payments in an annual amount not exceeding $30.0 million or 5% of the annual market capitalization of the Company, whichever is greater, and is permitted to make other dividend and share repurchases in annual amounts not exceeding $33.0 million or 10% of Consolidated EBITDA, whichever is greater, if there is no default. Additionally, if there is no default and the consolidated net leverage ratio is less than 3.00 to 1.00, then the Company may make unlimited restricted payments.
Financial covenants contained in the Credit Agreement include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. Generally, the consolidated net leverage ratio at the end of a quarter may not be greater than 4.25 to 1.00, subject to a permitted increase during a four-quarter period after certain acquisitions. The Company has the option of replacing the consolidated net leverage ratio test with a consolidated secured net leverage ratio test if the Company issues certain types of unsecured notes, subject to certain customary limitations. Customary events of default in the Credit Agreement include, without limitation, defaults for non-payment, breach of representations and warranties, non-performance of covenants, cross-defaults, insolvency, and a change of control of the Company in certain circumstances. The occurrence of an event of default under the Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the Credit Facility being terminated.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
As of September 30, 2026, the Company was in compliance with all of the Credit Facility covenants.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2026 was approximately 4.6% and 4.7%, respectively. As of September 30, 2026, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.6%. In addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Fourth Amendment to the Credit Facility modified the range of the annual commitment fee from 0.150% to 0.275% to 0.125% to 0.275%.
As of September 30, 2026, the Company had unused capacity under the Revolver of approximately $707.7 million, which is net of bank letters of credit of approximately $2.3 million.
Prior to executing the Fourth Amendment, the Company had $0.5 million of debt issuance costs recorded as a reduction of Long-term debt and $1.1 million of debt issuance costs recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. In connection with executing the Fourth Amendment, the Company recorded debt modification and extinguishment costs of approximately $1.7 million, which includes the write-off of certain previously unamortized debt issuance costs and a portion of third-party costs that were incurred to execute the Fourth Amendment. Also in connection with executing the Fourth Amendment, during the second quarter of 2026 the Company capitalized $6.2 million of creditor debt issuance costs and certain third-party costs. Approximately $2.4 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan and were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheets. Approximately $3.8 million of the capitalized costs were attributed to the Revolver and recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. These capitalized costs, as well as the previously capitalized costs that were not written off, will collectively be amortized into Interest expense over the five-year term. As of September 30, 2026, the Company had $2.6 million of debt issuance costs recorded as a reduction of Long-term debt and $4.3 million of debt issuance costs recorded within Other non-current assets.
On October 1, 2026, the Company, JPMorgan Chase Bank, N.A., certain guarantors and other lenders entered into a Fifth Amendment (the “Term Loan B Amendment”) to the Credit Agreement. The Term Loan B Amendment amended the Credit Agreement to establish a new class of senior secured U.S. dollar-denominated term B loans (“Term B Loans”) under a new, $550.0 million seven-year term loan B facility (the “Term Loan B Facility”). The proceeds from the Term Loan B Facility were used to repay in full the U.S. Term Loan outstanding under the Credit Agreement.
The Term Loan B Amendment provides for quarterly amortization payments equal to 0.25% of the initial aggregate principal amount of the Term B Loans thereunder, with the balance due at maturity. The Term Loan B Amendment also requires mandatory prepayments of Term B Loans from a percentage of annual excess cash flow, based on the Company’s Consolidated Net Leverage Ratio (50% if greater than 3.75 to 1.00, 25% if less than or equal to 3.75 to 1.00 but greater than 3.25 to 1.00, and 0% if less than or equal to 3.25 to 1.00), to the extent the resulting prepayment amount exceeds $30.0 million. In addition, the Term Loan B Amendment requires mandatory prepayments in the event of certain asset dispositions, debt issuances and extraordinary receipts (subject to reinvestment rights and de minimis thresholds). The Company is required to pay a prepayment premium equal to 1.00% of the Term B Loans prepaid or repriced in connection with a specified repricing event occurring within six months of October 1, 2026.
Under the Term Loan B Amendment, the Company has the right to request incremental term loan tranches or increases to the existing revolving and term loan facilities (collectively, “Incremental Facilities”), subject to certain conditions and measurement periods, in an aggregate amount not to exceed the sum of (A) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, plus (B) all voluntary prepayments, open market purchases (with credit for any purchases below par given for the cash amount of such purchase) and certain voluntary commitment reductions and (C) an unlimited amount so long as, after giving pro forma effect thereto (and assuming that such Incremental Facility is fully drawn) and any permitted acquisition, refinancing of debt or other event giving rise to a pro forma adjustment, (1) in the case of indebtedness that is secured on a pari passu lien basis with the Company’s senior credit facilities, the Consolidated First Lien Net Leverage Ratio may not exceed 3.50:1.00, (2) in the case of indebtedness that is secured on a junior lien basis with the senior credit facilities, the Consolidated Secured Net Leverage Ratio may not exceed 4.00:100 and (3) in the case of unsecured indebtedness, the Company would be in compliance with the leverage-based financial covenants set forth in the Credit Agreement. The interest rate margins applicable to any Incremental Facility that is a “term B” facility incurred within six months of October 1, 2026 and secured on a pari passu basis with the Term Loan B Facility are subject to a “most favored nation” provision requiring a step-up of the Applicable Rate for the Term B Loans if the all-in yield on such incremental term B facility exceeds the all-in yield on the Term B Loans by more than 0.50%.
The Term Loan B Facility bears interest, at the Company’s election, at the Base Rate or Term SOFR plus an Applicable Rate of 1.750% for Term SOFR Loans and 0.750% for Base Rate Loans. The Term Loan B Facility matures on October 1, 2033.
The Company is evaluating the accounting for the Term Loan B Amendment, including whether it represents a modification or extinguishment of debt, and expects to recognize the related effects in the fourth quarter of 2026.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Industrial development bonds
As of September 30, 2026 and December 31, 2025, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of September 30, 2026 was approximately $79 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company maintains certain financial and other guarantees as off-balance sheet arrangements. Collectively, the total bank letters of credit and guarantees outstanding as of September 30, 2026 were approximately $7 million.
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$9,642	$10,588	$28,662	$32,206
Amortization of debt issuance costs	381	353	1,113	1,059
Total	$10,023	$10,941	$29,775	$33,265
Based on the variable interest rates associated with the Credit Facility, as of September 30, 2026 and as of December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments (1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of June 30, 2026	$(113,975)	$(10,686)	$335	$2,838	$(121,488)
Other comprehensive income (loss) before reclassifications	8,085	45	(1,554)	10,280	16,856
Amounts reclassified from AOCI	—	123	(30)	—	93
Related tax amounts	621	(42)	333	(2,351)	(1,439)
Balance as of September 30, 2026	$(105,269)	$(10,560)	$(916)	$10,767	$(105,978)

Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)
Other comprehensive (loss) income before reclassifications	(1,299)	156	453	(431)	(1,121)
Amounts reclassified from AOCI	—	140	6	—	146
Related tax amounts	895	(74)	(97)	99	823
Balance as of September 30, 2025	$(104,235)	$(11,460)	$138	$224	$(115,333)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.

	Currency Translation Adjustments[1]	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2025	$(104,697)	$(11,234)	$257	$13	$(115,661)
Other comprehensive (loss) income before reclassifications	(319)	528	(1,451)	13,966	12,724
Amounts reclassified from AOCI	—	372	(34)	(13)	325
Related tax amounts	(253)	(226)	312	(3,199)	(3,366)
Balance as of September 30, 2026	$(105,269)	$(10,560)	$(916)	$10,767	$(105,978)

Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before reclassifications	87,956	(1,917)	(205)	(1,330)	84,504
Amounts reclassified from AOCI	—	392	17	—	409
Related tax amounts	650	378	39	306	1,373
Balance as of September 30, 2025	$(104,235)	$(11,460)	$138	$224	$(115,333)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.
All reclassifications related to unrealized (loss) gain on available-for-sale securities relate to the Company’s equity interest in Primex, a captive insurance company, and are recorded in equity in net income of associated companies. The amounts reported in other comprehensive income for noncontrolling interest are related to currency translation adjustments.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 - Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of September 30, 2026 and December 31, 2025.
The Company values its long-term debt at fair value based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs. Based on the variable interest rates associated with the Credit Facility, as of September 30, 2026 and December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
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
Open foreign exchange forward contracts as of September 30, 2026 were entered into as hedges of the Japanese yen, Mexican peso, and European euro against the U.S. dollar and had the following notional U.S. dollar values (in thousands):

Currency	September 30, 2026
Mexican Peso	$10,300
Japanese Yen	12,200
European Euro	111,200
$133,700
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $1.4 million foreign currency loss during the nine months ended September 30, 2025 in Other expense, net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of September 30, 2026 had maturities occurring over a period of up to one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. During March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amount of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings relating to the Credit Facility into an average fixed rate of 3.58% plus the applicable margin. See Note 14, Debt, for additional information.
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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivative instruments	Condensed Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
Net investment hedges	Prepaid expenses and other current assets	$642	$—
Net investment hedges	Other non-current liabilities	—	1,541
Net investment hedges	Other non-current assets	$8,969	$10,053
Interest rate swaps	Prepaid expenses and other current assets	—	16
Interest rate swaps	Other non-current assets	13,983	—
Foreign currency forward contracts	Other accrued liabilities	1,128	5
The following table presents the net unrealized gain deferred to AOCI:

Derivative instruments:	Condensed Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
Net investment hedges	AOCI	$7,400	$6,554
Interest rate swaps	AOCI	10,767	13
The following table presents the location and the amount of net gain (loss) recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Net investment hedges	Interest expense	$1,131	$1,131	$3,380	$1,828
Interest rate swaps	Interest expense	48	535	119	1,576
Foreign exchange forward contracts	Other expense, net	(1,823)	938	(785)	523
Total		$(644)	$2,604	$2,714	$3,927

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 18 – Commitments and Contingencies
As previously disclosed in its 2025 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2025 Form 10-K for more information. During the three and nine months ended September 30, 2026, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters other than as noted below.
China imposes a consumption tax on certain processed oils. The Company has previously defended its position that its cutting and rolling oils are exempt from this tax. During 2026, the relevant Chinese tax authority initiated a new round of inquiries to evaluate whether the Company’s cutting and rolling oils are subject to the local consumption tax. The Company is evaluating its potential exposure and preparing its response to the tax authorities. A potential liability, if any, could include tax on applicable oil products, as well as interest and penalties for current and prior periods. As of September 30, 2026, the Company does not believe a contingent liability is probable and is unable to estimate the amount or range of reasonably possible loss. However, it is reasonably possible that a liability could be recognized in a future period.
Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $4.9 million and $5.2 million, respectively, as of September 30, 2026 and December 31, 2025 for these ongoing matters.
In addition, during the three and nine months ended September 30, 2026, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the third quarter of 2026 were $544.5 million, an increase of 10% compared to $493.8 million in the third quarter of 2025. This increase was primarily driven by an increase in selling price and product mix of approximately 7% and an increase in sales volumes of approximately 3%. The increase in selling price and product mix reflects pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The increase in sales volumes compared to the prior year was primarily a result of new business wins across all segments.
The Company reported net income in the third quarter of 2026 of $30.0 million, or $1.73 earnings per diluted share, compared to net income of $30.5 million, or $1.75 earnings per diluted share in the third quarter of 2025. Excluding non-recurring and non-core items in each period, the Company’s third quarter 2026 non-GAAP net income and earnings per diluted share were $41.4 million and $2.39 compared to $36.3 million and $2.08, respectively, in the prior year. The increase in current quarter non-GAAP earnings was primarily driven by an increase in net sales, partially offset by an increase in selling, general and administrative expenses (“SG&A”) and a decrease in non-GAAP gross margin. The Company’s current quarter adjusted EBITDA was $89.8 million compared to $82.9 million in the third quarter of 2025, primarily driven by the increase in net sales, partially offset by higher input costs and SG&A expenses. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s third quarter 2026 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for the EMEA segment increased compared to the prior year quarter, primarily due to an increase in net sales and an improvement in segment operating margins. Operating earnings for the Americas segment increased compared to the prior year quarter, primarily due to an increase in net sales, partially offset by lower segment operating margins. Operating earnings for the Asia/Pacific segment decreased compared to the prior year quarter primarily due to lower segment operating margins, partially offset by an increase in net sales. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $47.6 million in the first nine months of 2026 compared to $89.9 million of net cash flows provided by operating activities the first nine months of 2025. The lower operating cash inflow year-over-year reflects higher net cash outflows from working capital, partially offset by improved operating performance and lower outflows from restructuring activities in the first nine months of 2026 compared to the first nine months of 2025. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the third quarter of 2026 reflect an increase in net sales in all segments compared to the prior year quarter, driven by new business wins and an increase in selling price and product mix, and the Company’s continued focus on delivering on its long-term financial and strategic initiatives.
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
Liquidity and Capital Resources
We had cash and cash equivalents of $167.0 million and $179.8 million as of September 30, 2026 and December 31, 2025, respectively. Cash held by subsidiaries in foreign countries was approximately $155.9 million and $171.4 million at September 30, 2026 and December 31, 2025, respectively. The $12.8 million decrease in cash and cash equivalents was the net result of $30.8 million of cash used in financing activities, $28.7 million of cash used in investing activities, and a $0.9 million unfavorable impact of foreign currency translation, partially offset by $47.6 million of cash provided by operating activities.
Net cash flows provided by operating activities were $47.6 million in the first nine months of 2026 compared to net cash flows provided by operating activities of $89.9 million in the first nine months of 2025. The decrease in net operating cash flow year-over-year reflects higher net cash outflows from working capital, partially offset by improved operating performance and lower outflows from restructuring activities. The higher net cash outflows from working capital are due to higher net cash outflows from accounts receivable due to an increase in net sales and timing of collections and higher net cash outflows for purchases of inventory due to higher raw material costs and strategic inventory builds at production sites in advance of planned manufacturing transitions and to support customer service levels, and in response to global supply chain risks in connection with the conflict in the Middle East. This is partially offset by higher inflows from the timing of payments of accounts payable and higher accruals for incentive compensation.
Net cash flows used in investing activities were $28.7 million in the first nine months of 2026 compared to $193.0 million in the first nine months of 2025. The decrease in cash used in investing activities year-over-year is primarily the result of $164.2 million of payments, net of cash acquired, in the prior year related to the acquisitions of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), Dipsol Chemicals Co., Ltd., (“Dipsol”) and Natech, Ltd., (“Natech”). Additionally, payments related to capital expenditures decreased by $1.2 million in the current year. This is partially offset by $3.0 million proceeds from asset dispositions in the prior year. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows used in financing activities were $30.8 million in the first nine months of 2026 compared to $79.3 million cash provided by financing activities in the first nine months of 2025. The decrease in net cash inflows from financing activities is primarily driven by a $907.7 million increase in payments on the Company’s U.S. and Euro Term Loan and Revolver loans, which is primarily related to repaying in full all outstanding loan commitments under the Credit Facility in connection with amending the Credit Facility in April 2026, as further discussed below. Proceeds from the Revolver decreased by $3.9 million, which is primarily related to a revolver borrowing during the first six months of 2025 to fund the purchase price of the Dipsol acquisition, partially offset by revolver borrowings upon executing the amendment in April 2026. The first nine months of 2026 also includes a $6.2 million net cash outflow relating to financing-related debt issuance costs associated with amending the Credit Facility. This is partially offset by $800.0 million increase in proceeds from the U.S. and Euro Term Loan debt upon executing the amendment to the Credit Facility in April 2026 and a $9.0 million decrease in share repurchases compared to the prior year.
The Company, along with its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, maintain a syndicated credit facility to support ongoing capital needs (the “Credit Facility”). Bank of America, N.A. serves as administrative agent under the Credit Facility for the Euro Term Loan, U.S. Term Loan, and Revolver (each as defined below), and, as of the Term Loan B Amendment (as defined below), JPMorgan Chase Bank, N.A. serves as administrative agent for the Term B Loans (as defined below). The Credit Facility was first entered into in 2019 and was amended in June 2022 to establish a $150.0 million Euro-equivalent senior secured term loan, a $600.0 million senior secured term loan, and a $500.0 million senior secured revolving credit facility, each maturing in June 2027.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In April 2026, the Company and its lenders entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). As so amended, the Credit Facility comprised (A) a $250.0 million Euro-equivalent senior secured term loan (the “Euro Term Loan”) (B) a $550.0 million senior secured term loan (the “U.S. Term Loan”) and (C) an $800.0 million senior secured revolving credit facility (the “Revolver”), each maturing in April 2031. The Company used the proceeds from the Fourth Amendment to, among other things, repay in full all outstanding loans and terminate the revolving credit commitments then outstanding. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains customary affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of September 30, 2026, the Company was in compliance with all of the Credit Facility covenants. See Note 14, Debt, to the Condensed Consolidated Financial Statements for additional information.
As of September 30, 2026 and December 31, 2025, the Company had Credit Facility borrowings outstanding of $883.3 million and $859.7 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.2 million as of September 30, 2026 and December 31, 2025. Total unused capacity under these arrangements, excluding the Credit Facility, as of September 30, 2026 was approximately $79 million. The Company’s total net debt as of September 30, 2026, which consists of total borrowings of $894.6 million less cash and cash equivalents of $167.0 million, was approximately $727.6 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2026 was approximately 4.6% and 4.70%, respectively. As of September 30, 2026, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.60%. In addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Fourth Amendment to the Credit Facility modified the range of the annual commitment fee from 0.150% to 0.275% to 0.125% to 0.275%.
As of September 30, 2026, the Company had unused capacity under the Revolver of approximately $707.7 million, which is net of bank letters of credit of approximately $2.3 million.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. During March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amount of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings relating to the Credit Facility into an average fixed rate of 3.58% plus the applicable margin. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
Prior to executing the Fourth Amendment, the Company had $0.5 million of debt issuance costs recorded as a reduction of Long-term debt and $1.1 million of debt issuance costs recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. In connection with executing the Fourth Amendment, the Company recorded debt modification and extinguishment costs of approximately $1.7 million, which includes the write-off of certain previously unamortized debt issuance costs and a portion of third-party costs that were incurred to execute the Fourth Amendment. Also in connection with executing the Fourth Amendment, during the second quarter of 2026 the Company capitalized $6.2 million of creditor debt issuance costs and certain third-party costs. Approximately $2.4 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan and were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheets. Approximately $3.8 million of the capitalized costs were attributed to the Revolver and recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. These capitalized costs, as well as the previously capitalized costs that were not written off, will collectively be amortized into Interest expense over the five-year term. As of September 30, 2026, the Company had $2.6 million of debt issuance costs recorded as a reduction of Long-term debt and $4.3 million of debt issuance costs recorded within Other non-current assets.
On October 1, 2026, the Company, JPMorgan Chase Bank, N.A., certain guarantors and other lenders entered into a Fifth Amendment (the “Term Loan B Amendment”) to the Credit Agreement. The Term Loan B Amendment amended the Credit Agreement to establish a new class of senior secured U.S. dollar-denominated term B loans (“Term B Loans”) under a new, $550.0 million seven-year term loan B facility (the “Term Loan B Facility”). The proceeds from the Term Loan B Facility were used to repay in full the U.S. Term Loan outstanding under the Credit Agreement.
The Term Loan B Facility bears interest, at the Company’s election, at the Base Rate or Term SOFR plus an Applicable Rate of 1.750% for Term SOFR Loans and 0.750% for Base Rate Loans. The Term Loan B Facility matures on October 1, 2033. See Note 14, Debt, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. During the nine months ended September 30, 2026, the Company entered into and settled forward contracts resulting in other expense of $0.8 million as compared to $0.5 million of other income during the nine months ended September 30, 2025. In connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. During the nine months ended September 30, 2025, the Company recognized a $1.4 million foreign currency loss in Other expense, net relating to changes in fair value of these instruments as of the settlement date. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
In 2026, the Company initiated a global business transformation program (the “2026 program”), encompassing several strategic transformation and restructuring initiatives. The 2026 program primarily involves simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, the optimization of certain supply chain activities and related workforce reductions. The 2026 program began in the first quarter of 2026 and is expected to be complete in 2028. The Company expects the program to generate at least $20.0 million to $30.0 million of annualized cost savings. The Company recognized restructuring and related charges and cash payments relating to the settlement of restructuring liabilities of $12.3 million and $7.3 million during the nine months ended September 30, 2026, respectively, under this program. The Company expects total cash costs of this program to be approximately 1 to 1.5 times annualized savings.
During 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20.0 million. During 2025, the Company approved additional actions under the 2022 program, which are expected to generate approximately an additional $40.0 million of annualized cost savings. These actions are expected to be substantially complete by the first half of 2027. The Company recognized restructuring and related charges of $11.4 million and $31.1 million for the nine months ended September 30, 2026 and 2025, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the 2022 program during the first nine months of 2026 of approximately $10.7 million compared to $21.7 million in the first nine months of 2025. The Company expects total cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of September 30, 2026, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $12.7 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.4 million as a result of offsetting benefits in other tax jurisdictions.
The Company previously maintained a share repurchase program (the “2024 Share Repurchase Program”), which was approved by the Board and announced by the Company on February 28, 2024, which authorized the repurchase of up to $150.0 million of Quaker Chemical Corporation common stock, and had no expiration date. On May 13, 2026, the Board approved a new share repurchase program (the “2026 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $250.0 million of the Company’s outstanding common stock. The 2026 Share Repurchase Program was effective immediately, replaced the 2024 Share Repurchase Program, and has no expiration date. The Company made purchases under the 2024 Share Repurchase Program and 2026 Share Repurchase Program while each was in effect during the first half of 2026. The Company made purchases under the 2026 Share Repurchase Program during the third quarter of 2026. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.

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
Operations
Consolidated Operations Review – Comparison of the Third Quarter of 2026 with the Third Quarter of 2025
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	6%	8%	—%	—%	14%
EMEA	(2)%	10%	(2)%	—%	6%
Asia/Pacific	5%	3%	1%	—%	9%
Consolidated	3%	7%	—%	—%	10%
Net sales in the third quarter of 2026 were $544.5 million, an increase of 10% compared to $493.8 million in the third quarter of 2025. This increase was primarily driven by an increase in selling price and product mix of approximately 7% and an increase in sales volumes of approximately 3%. The increase in selling price and product mix reflects pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The increase in sales volumes compared to the prior year was primarily a result of new business wins across all segments.
Cost of goods sold (“COGS”) was $351.0 million in the third quarter of 2026 compared to $313.0 million in the third quarter of 2025, an increase of approximately $38.0 million, or 12%. The increase in COGS reflects an increase in current year sales volumes and an increase in global raw material costs, partially offset by a $0.7 million loss related to an out-of-period inventory adjustment in the third quarter of 2025.
Gross profit was $193.5 million in the third quarter of 2026 compared to $180.9 million in the third quarter of 2025, an increase of $12.6 million, or 7%, primarily due to an increase in net sales and a $0.7 million loss related to an out-of-period inventory adjustment in the third quarter of 2025, partially offset by an increase in global raw material costs. The Company’s reported gross margin in the third quarter of 2026 was 35.5% compared to 36.6% in the third quarter of 2025. The Company’s non-GAAP gross margin in the third quarter of 2026 was 35.5% compared to 36.8% in the third quarter of 2025. See the Non-GAAP Measures section of this Item below for additional details.
SG&A expense was $136.4 million in the third quarter of 2026 compared to $126.5 million in the third quarter of 2025, an increase of approximately $9.9 million, or 8%, primarily driven by an increase in incentive compensation, an increase in costs associated with the relocation of the Company’s headquarters, and an increase in business transformation costs as part of the 2026 program.
The Company incurred Restructuring and related charges of $8.3 million and $7.7 million during the third quarter of 2026 and 2025, respectively, primarily related to additional reductions in headcount and facility closure costs as part of the 2022 program and 2026 program. See the Non-GAAP Measures section below and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Operating income in the third quarter of 2026 was $48.9 million compared to the operating income of $46.6 million in the third quarter of 2025. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s non-GAAP operating income was $63.1 million in the third quarter of 2026 and $57.9 million in the third quarter of 2025. The increase in non-GAAP operating income was primarily due to an increase in net sales, partially offset by higher SG&A and lower non-GAAP gross margins, as described above.
The Company had Other expense, net of $0.8 million in the third quarter of 2026 as compared to Other expense, net of $0.3 million in the third quarter of 2025. The third quarter of 2026 included foreign exchange transaction losses of $1.2 million compared to foreign exchange transaction losses of $2.5 million in the prior year. Additionally, the third quarter of 2025 included income from non-income tax credits of $2.6 million, an earnout liability adjustment of $0.8 million, and a $0.9 million multiemployer plan withdrawal charge.
Interest expense was $10.0 million in the third quarter of 2026 compared to $10.9 million in the third quarter of 2025, a decrease of approximately $0.9 million, primarily as a result of decreases in interest rates, partially offset by higher outstanding borrowings.
The Company’s effective tax rates for the third quarters of 2026 and 2025 were 31.1% and 26.2%, respectively. The Company’s effective tax rate for the third quarter of 2026 was largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the third quarter of 2025 was largely driven by our mix of pre-tax earnings and withholding taxes, offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Excluding the impact of non-recurring and non-core items in each quarter, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates for the third quarters of 2026 and 2025 would have been approximately 27% and 28%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $3.8 million in the third quarter of 2026 compared to $4.3 million in the third quarter of 2025, a decrease of $0.5 million, primarily due to lower current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net (loss) income attributable to noncontrolling interest was immaterial in the third quarter of 2026 and 2025.
Consolidated Operations Review – Comparison of the First Nine Months of 2026 with the First Nine Months of 2025
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	3%	3%	1%	—%	7%
EMEA	3%	3%	4%	—%	10%
Asia/Pacific	8%	1%	2%	4%	15%
Consolidated	5%	2%	2%	1%	10%
Net sales were $1,557.6 million in the first nine months of 2026 compared to $1,420.2 million in the first nine months of 2025. The net sales increase of $137.4 million, or 10%, year-over-year reflects an increase in organic sales volumes of approximately 5%, increases in selling price and product mix of approximately 2%, a favorable foreign currency of approximately 2%, and contributions from acquisitions of approximately 1%. The increase in organic sales volumes, which was led by the Asia/Pacific segment, was primarily a result of continued new business wins across all segments. The increase in selling price and product mix reflects pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts.
COGS was $998.1 million in the first nine months of 2026 compared to $906.3 million in the first nine months of 2025. The increase in COGS of approximately $91.8 million, or 10%, primarily reflects an increase in spend on the increase in current year sales volumes and an increase in global raw material costs. Additionally, COGS in the first nine months of 2025 includes a $2.9 million gain related to an out-of-period inventory adjustment, which is partially offset by $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Gross profit was $559.5 million in the first nine months of 2026 compared to $513.8 million in the first nine months of 2025, an increase of approximately $45.7 million, or 9%, primarily due to an increase in net sales as well as $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition in the first nine months of 2025, partially offset by $2.9 million gain related to an out-of-period inventory adjustment in the first nine months of 2025. The Company’s reported gross margin in the first nine months of 2026 was 35.9% compared to 36.2% in the first nine months of 2025. The Company’s non-GAAP gross margin in the first nine months of 2026 was 35.9% compared to 36.4% in the first nine months of 2025. See the Non-GAAP Measures section of this Item below for additional details.
SG&A was $412.7 million in the first nine months of 2026 compared to $372.1 million in the first nine months of 2025, an increase of $40.6 million, or 11%, primarily driven by an increase in SG&A relating to acquisitions, an increase in incentive compensation, an increase in business transformation costs under the 2026 program, and unfavorable impacts from foreign currency translation.
The Company incurred Restructuring and related charges of $23.8 million and $31.1 million during the first nine months of 2026 and 2025, respectively, related to additional reductions in headcount and facility closure costs under the Company’s restructuring programs. See the Non-GAAP Measures section of this Item, below.
There were no impairment charges during the nine months ended September 30, 2026. During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge was the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the first nine months of 2026 was $123.0 million compared to operating income of $21.8 million in the first nine months of 2025. The increase in operating income was primarily driven by the $88.8 million non-cash impairment charge recorded during the nine months ended September 30, 2025 described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s current year non-GAAP operating income increased to $163.8 million for the first nine months of 2026 compared to $154.3 million in the prior year’s first nine months, primarily due to an increase in net sales, partially offset by an increase in SG&A and lower non-GAAP gross margins.
The Company had Other expense, net of $0.4 million in the first nine months of 2026 compared to Other expense, net of $1.6 million in the first nine months of 2025. The first nine months of 2026 and 2025 both included foreign exchange transaction losses, which were $5.9 million higher in the prior year and income from non-income tax credits, which were $2.8 million lower in the current year. The first nine months of 2026 included debt extinguishment and modification costs of $1.7 million and a product liability claim reimbursement of $1.0 million. In contrast, the first nine months of 2025 included a $2.1 million gain on disposals of property and a multiemployer plan withdrawal charge of $0.9 million. See the Non-GAAP Measures section of this Item below.
Interest expense of $29.8 million decreased $3.5 million in the first nine months of 2026 compared to $33.3 million in the first nine months of 2025 primarily as a result of decreases in interest rates, partially offset by higher outstanding borrowings.
The Company’s effective tax rates for the first nine months of 2026 and 2025 were 32.5% and (169.5)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 was largely driven by the mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the nine months ended September 30, 2025 was primarily impacted by the mix of pre-tax earnings, goodwill impairment charges, and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary. Excluding the impact of non-recurring and non-core items in each period, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates would have been approximately 28% for the first nine months of 2026 and 2025.
Equity in net income of associated companies was $13.8 million in the first nine months of 2026 compared to $12.3 million in the first nine months of 2025. The increase of $1.5 million was primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea.
Net (loss) income attributable to noncontrolling interest was less than $0.1 million in the first nine months of 2026 and 2025.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Reportable Segments Review - Comparison of the Third Quarter of 2026 with the Third Quarter of 2025
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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
Americas
Americas represented approximately 47% of the Company’s consolidated net sales in the third quarter of 2026. This segment’s net sales were $254.0 million, an increase of $31.2 million, or 14%, compared to the third quarter of 2025. This was driven by an increase in selling price and product mix of approximately 8% and an increase in sales volumes of approximately 6%. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. Sales volumes increased compared to the prior year primarily due to new business wins. Foreign currency translation remained consistent compared to the prior year. Segment operating earnings were $65.7 million, an increase of $6.7 million, or 11%, compared to the third quarter of 2025, primarily due to an increase in net sales.
EMEA
EMEA represented approximately 28% of the Company’s consolidated net sales in the third quarter of 2026. This segment’s net sales were $152.5 million, an increase of $8.6 million, or 6%, compared to the third quarter of 2025. This was driven by an increase in selling price and product mix of approximately 10%, partially offset by a decrease in organic sales volumes of approximately 2% and an unfavorable impact from foreign currency translation of approximately 2%. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The decrease in organic sales volumes was primarily driven by the reversal of pre-buy activity in the prior quarter of 2026, partially offset by new business wins. The unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar against the Euro. Segment operating earnings were $31.2 million, an increase of $4.7 million, or 18%, compared to the third quarter of 2025, primarily due to an increase in net sales and lower SG&A, partially offset by higher input costs.
Asia/Pacific
Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the third quarter of 2026. This segment’s net sales were $138.1 million, an increase of $10.9 million, or 9%, compared to the third quarter of 2025. This was driven by an increase in organic sales volumes of approximately 5%, an increase in selling price and product mix of approximately 3%, and a favorable impact from foreign currency translation of approximately 1%. The increase in organic sales volumes was primarily driven by new business wins. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. Segment operating earnings were $35.1 million, a decrease of $0.5 million, or 1%, compared to the third quarter of 2025, primarily due to higher input costs and higher SG&A, partially offset by an increase in net sales.
Reportable Segments Review - Comparison of the First Nine Months of 2026 with the First Nine Months of 2025
Americas
Americas represented approximately 45% of the Company’s consolidated net sales in the first nine months of 2026. This segment’s net sales were $704.3 million, an increase of $46.7 million, or 7%, compared to the first nine months of 2025. This was driven by an increase in organic sales volumes of approximately 3%, an increase in selling price and product mix of approximately 3%, and a favorable impact of foreign currency translation of approximately 1%. Sales volumes increased compared to the prior year due to new business wins. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Brazilian real during the first nine months of 2026 compared to 2025. The Americas segment’s operating earnings were $176.8 million, an increase of $0.5 million, compared to the first nine months of 2025, primarily driven by an increase in net sales, partially offset by higher input costs and higher SG&A.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first nine months of 2026. This segment’s net sales were $453.0 million, an increase of $39.9 million, or 10%, compared to the first nine months of 2025. This was the result of a favorable foreign currency translation impact of approximately 4%, an increase in organic sales volumes of approximately 3%, and an increase in selling price and product mix of approximately 3%. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. Sales volumes increased compared to the prior year due to new business wins. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The EMEA segment’s operating earnings were $89.5 million, an increase of $14.6 million, or 20%, compared to the first nine months of 2025, primarily driven by an increase in net sales.
Asia/Pacific
Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the first nine months of 2026. This segment’s net sales were $400.3 million, an increase of $50.8 million, or 15%, compared to the first nine months of 2025. This was driven by an increase in organic sales volumes of approximately 8%, contributions from the acquisition of Dipsol of approximately 4%, a favorable impact of foreign currency translation of approximately 2%, and an increase in selling price and product mix of approximately 1%. The increase in organic sales volumes was primarily driven by new business wins. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The Asia/Pacific segment’s operating earnings were $105.9 million, an increase of $15.7 million, or 17%, compared to the first nine months of 2025, primarily driven by an increase in net sales.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Gross Profit and Margin Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$193,523	$180,865	$559,462	$513,848
Acquisition-related step-up inventory amortization (l)	—	—	—	6,022
Loss (gain) on inventory and other adjustments (m)	—	671	—	(2,933)
Non-GAAP gross profit	$193,523	$181,536	$559,462	$516,937
Non-GAAP gross margin (%) (v)	35.5%	36.8%	35.9%	36.4%

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$48,853	$46,641	$123,045	$21,755
Acquisition-related step-up inventory amortization (l)	—	—	—	6,022
Restructuring and related charges, net (a)	8,263	7,745	23,760	31,128
Acquisition-related expenses (b)	152	642	1,086	4,775
Loss (gain) on inventory and other adjustments (m)	—	671	—	(3,256)
Business transformation costs (c)	3,017	—	8,789	—
Impairment charges (o)	—	—	—	88,840
Duplicate headquarter lease costs (q)	1,156	—	2,042	—
Acquisition-related depreciation and amortization (k)	1,585	1,656	4,779	3,337
Other charges (e)	109	530	270	1,695
Non-GAAP operating income	$63,135	$57,885	$163,771	$154,296
Non-GAAP operating margin (%) (v)	11.6%	11.7%	10.5%	10.9%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Quaker Chemical Corporation	$29,977	$30,469	$76,481	$(23,189)
Depreciation and amortization (r)	25,620	24,436	77,085	69,187
Interest expense	10,023	10,941	29,775	33,265
Taxes on income before equity in net income of associated companies (s)	11,830	9,266	30,147	22,280
EBITDA	77,450	75,112	213,488	101,543
Equity income in a captive insurance company (f)	(1,175)	(1,691)	(4,810)	(4,437)
Acquisition-related step-up inventory amortization (l)	—	—	—	6,022
Restructuring and related charges, net (a)	8,263	7,745	23,760	31,128
Acquisition-related expenses (b)	152	642	1,086	4,775
Loss (gain) on inventory and other adjustments (m)	—	671	—	(3,256)
Business transformation costs (c)	3,017	—	8,789	—
Pension and postretirement benefit costs, non-service components (d)	286	469	863	1,351
Impairment charges (o)	—	—	—	88,840
Product liability claim reimbursement (p)	—	—	(1,000)	—
Currency conversion impacts of hyper-inflationary economies (g)	455	886	1,210	2,073
Loss on acquisition-related hedges (h)	—	—	—	1,351
Loss (gain) on sale of assets (i)	165	—	165	(2,534)
Multiemployer plan withdrawal charge (t)	—	923	—	923
Brazilian non-income tax credits (u)	—	(1,762)	—	(1,762)
Debt modification and extinguishment costs (n)	—	—	1,711	—
Duplicate headquarter lease costs (q)	1,156	—	2,042	—
Other charges (credits) (e)	12	(144)	173	1,360
Adjusted EBITDA	$89,781	$82,851	$247,477	$227,377
Adjusted EBITDA margin (%) (v)	16.5%	16.8%	15.9%	16.0%

Adjusted EBITDA	$89,781	$82,851	$247,477	$227,377
Less: Depreciation and amortization (r)	25,620	24,436	77,085	69,187
Less: Interest expense	10,023	10,941	29,775	33,265
Less: Taxes on income before equity in net income of associated companies - adjusted (s)	14,312	12,860	37,708	33,964
Plus: Acquisition-related depreciation and amortization (k)	1,585	1,656	4,779	3,337
Non-GAAP net income	$41,411	$36,270	$107,688	$94,298

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP earnings (loss) per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.73	$1.75	$4.40	$(1.32)
Equity income in a captive insurance company (f)	(0.07)	(0.10)	(0.28)	(0.25)
Acquisition-related step-up inventory amortization (l)	—	—	—	0.25
Restructuring and related charges, net (a)	0.31	0.30	0.97	1.31
Acquisition-related expenses (b)	0.01	0.02	0.05	0.21
Loss (gain) on inventory and other adjustments (m)	—	0.02	—	(0.14)
Business transformation costs (c)	0.14	—	0.39	—
Pension and postretirement benefit costs, non-service components (d)	0.02	0.02	0.04	0.06
Impairment charges (o)	—	—	—	4.91
Product liability claim reimbursement (p)	—	—	(0.04)	—
Currency conversion impacts of hyper-inflationary economies (g)	0.03	0.05	0.07	0.12
Loss on acquisition-related hedges (h)	—	—	—	0.06
Loss (gain) on sale of assets (i)	0.01	—	0.01	(0.11)
Multiemployer plan withdrawal charge (t)	—	0.04	—	0.04
Brazilian non-income tax credits (u)	—	(0.08)	—	(0.08)
Debt modification and extinguishment costs (n)	—	—	0.08	—
Duplicate headquarter lease costs (q)	0.05	—	0.09	—
Other charges (e)	0.01	0.02	0.02	0.07
Discrete tax items (j)	0.09	(0.02)	0.21	0.11
Acquisition-related depreciation and amortization (k)	0.06	0.06	0.19	0.13
Non-GAAP earnings per diluted share (w)	$2.39	$2.08	$6.20	$5.37
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
(c)Business transformation costs represent expenses associated with the Company’s global business transformation program which was initiated in 2026. These costs generally relate to one-time third-party consulting costs relating to simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, and the optimization of certain supply chain activities. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(d)Pension and postretirement benefit costs, non-service components represents the pre-tax, non-service components of the Company’s pension and postretirement net periodic benefit cost in each period. See Note 9, Pension and Other Postretirement Benefits, and Note 10, Other Expense, net, to the Condensed Consolidated Financial Statements for additional information.
(e)Other charges (credits) include professional fees incurred in connection with tax audits, certain consultant and advisory expenses for the Company’s long-term strategic planning, and other items.
(f)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and nine months ended September 30, 2026 and 2025. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.
(h)Loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into in March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
(i)Loss (gain) on sale of assets represents the gain recognized on the sale of certain property previously classified as held for sale and gain on sale of other assets that are not considered core to the Company’s operations. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
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
(l)Acquisition-related step-up inventory amortization represents the amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition, which was recorded within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for additional information.
(m)Loss (gain) on inventory and other adjustments represents immaterial out-of-period adjustments for inventory and other items and was recorded within Cost of goods sold and SG&A in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2025.
(n)Debt modification and extinguishment costs includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party costs incurred to execute an amendment to the Company’s Credit Facility in April 2026. See Note 14, Debt, to the Condensed Consolidated Financial Statements for additional information.
(o)Impairment charges represents the non-cash charge taken to write down the remaining carrying value of goodwill in the EMEA reportable segment during the second quarter of 2025. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
(p)Product liability claim reimbursement reflects insurance recoveries relating to a previous payment by the Company in connection with a product liability dispute with a customer. See Note 10, Other Expense, net, to the Condensed Consolidated Financial Statements for additional information.
(q)Duplicate headquarter lease costs represents operating lease expenses and variable lease costs associated with the new Radnor, Pennsylvania laboratory and Headquarters lease, a non-recurring event, during the transition period. These costs are incurred concurrently with the Company's existing Conshohocken, Pennsylvania laboratory and Headquarters lease. Once the Company’s old lease agreement expires during the first quarter of 2027, adjustments for the new headquarter lease costs will not be necessary. See Note 6, Leases, to the Condensed Consolidated Financial Statements for additional information.
(r)Depreciation and amortization for the three and nine months ended September 30, 2026 and 2025 each includes approximately $0.2 million and $0.7 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations. This is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
(s)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility. This caption also includes the impact of specific tax charges and benefits for the three and nine months ended September 30, 2026 and 2025.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(t)Multiemployer plan withdrawal charge represents the expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions. See Note 7, Restructuring and Related Activities, and Note 10, Other expense, net to the Condensed Consolidated Financial Statements for additional information.
(u)Brazilian non-income tax credits represents indirect tax credits and interest related to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid. See Note 10, Other expense, net to the Condensed Consolidated Financial Statements for additional information.
(v)The Company calculates adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales.
(w)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of September 30, 2026 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.
Factors That May Affect Our Future Results
Certain information included in this Report and other materials filed or to be filed by us with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain or may contain forward-looking statements that fall under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts and can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “outlook,” “target,” “possible,” “potential,” “plan” or similar expressions, but these terms are not the exclusive means of identifying such statements. Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. We have based these forward-looking statements on assumptions, projections and expectations about future events that we believe are reasonable based on currently available information, including statements regarding the potential effects of economic downturns, tariffs, including retaliatory tariffs, “trade wars” and uncertainty surrounding changes in tariffs, inflation, and global supply chain constraints on the Company’s business, results of operations, and financial condition; our expectation that we will maintain sufficient liquidity and remain in compliance with the terms of the Company’s credit facility; expectations about future demand and raw material costs; and statements regarding the impact of increased raw material costs and pricing initiatives.
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
Interest Rate Risk
As of September 30, 2026, borrowings under the Company’s Credit Facility bear interest at either term SOFR or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year.
In October 2026, the Company entered into the Fifth Amendment to the Credit Agreement (the “Term Loan B Amendment”), which established a new, $550.0 million seven-year term loan B facility (the “Term Loan B Facility”). Borrowings under the Term Loan B Facility bear interest at either Term SOFR plus 1.750% per annum or a base rate plus 0.750% per annum. Term SOFR is reset at the beginning of each Interest Period selected by the Company, so borrowings under the Term Loan B Facility remain subject to changes in market interest rates. Unlike other borrowings under the Credit Facility, however, the applicable margin under the Term Loan B Facility is fixed and is not dependent on the Company's Consolidated Net Leverage Ratio. As a result, the Company will not benefit from reductions in the applicable margin if its Consolidated Net Leverage Ratio declines. Additionally, if interest rates rise significantly, the Company’s cost of borrowing under the Term Loan B Facility will increase, which may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year.
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
As of September 30, 2026, and December 31, 2025, the Company had outstanding borrowings under the Credit Facility of approximately $883.3 million and $859.7 million, respectively. The interest rate applicable on outstanding borrowings under the Credit Facility was approximately 4.6% and 4.7% as of September 30, 2026, and December 31, 2025, respectively. An interest rate change of 100 basis points would have resulted in an approximate $6.6 million and $8.6 million increase or decrease to interest expense for the nine months ended September 30, 2026, and year ended December 31, 2025, respectively.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2026, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

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
Military conflict in the Middle East involving Iran has escalated in recent periods. This may result in extended or expanded military conflict, including to other countries, acts of terrorism, or other forms of regional instability. Such events could have a number of adverse impacts on our business, including but not limited to:
•Disruption of Supply Chains: Events unfolding in the Middle East have disrupted critical shipping routes (such as the Strait of Hormuz), delayed the delivery of raw materials and finished goods, and increased transportation and logistics costs. These may further increase our materials costs or make it difficult or impossible to obtain necessary raw materials.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	6,037	$146.67	5,885	$228,587,103
August 1 - August 31	191	$167.71	—	$228,587,103
September 1 - September 30	15,896	$153.31	15,896	$226,150,126
Total	22,124	$151.62	21,781	$226,150,126
(1)343 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
(2)On May 13, 2026, the Board of Directors of the Company approved, and the Company announced, the 2026 Share Repurchase Program, pursuant to which the Company is authorized to repurchase up to $250.0 million of Quaker Chemical Corporation common stock, which replaced the previous 2024 Share Repurchase Program and has no expiration date. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14, Debt, to the Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its current report on Form 8-K on December 20, 2022.
10.1	–	Separation Agreement and General Release by and between Quaker Chemical Corporation and Jeewat Bijlani, dated September 30, 2026.*†
10.2	–	Amendment No. 5, dated as of October 1, 2026, to the Credit Agreement, dated as of August 1, 2019, as amended.*^
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
^ Pursuant to Item 601(a)(5) of Regulation S-K, the appendices, exhibits and schedules to Exhibit 10.2 have been omitted from this report and will be furnished supplementally to the Securities and Exchange Commission upon request.

*********

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: October 29, 2026	Thomas Coler, Executive Vice President, Chief Financial Officer and Principal Accounting Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)